Form 10QSB
period 2006-11-30
Grace 6, Inc.
filed 2006-12-20
CIK 1366537

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended November 30, 2006

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

                                   Copies to:
                                   ----------
                              The Sourlis Law Firm
                            Virginia K. Sourlis, Esq.
                                  The Galleria
                                 2 Bridge Avenue
                           Red Bank, New Jersey 07701
                                 (732) 530-9007
                               www.SourlisLaw.com

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006: 100,000 shares of common stock.

                                  GRACE 6, INC.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                                November 30, 2006

--------------------------------------------------------------------------------

                                  GRACE 6, INC.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006

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

         Statement of Stockholder's Equity                                 F-3

         Statement of Cash Flows                                           F-4

Notes to Financial Statements                                              F-5 -
                                                                           F-6

--------------------------------------------------------------------------------

                                  GRACE 6, INC.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                                November 30, 2006

ASSETS

        Total assets                                                    $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
        Due to shareholder                                                2,484

        Total liabilities                                               $ 2,484
                                                                        -------

Commitments and contingencies

Stockholder's equity
     Preferred stock, $.0001 par value, authorized 10,000,000 shares;        --
        none issued
     Common Stock, $.0001 par value, authorized 100,000,000 shares;          --
        issued and outstanding 100,000 shares                                --
     Additional paid in capital                                             100
     Deficit accumulated during the development stage                    (2,584)
                                                                        -------

        Total stockholder's equity                                       (2,484)
                                                                        -------

        Total liabilities and stockholder's equity                      $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                                  GRACE 6, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
              For the period from June 2, 2006 to November 30, 2006

SEC filing and accounting fees                                        $   2,484
                                                                      ---------

Net loss                                                              $  (2,484)
                                                                      =========

Weighted average shares outstanding (basic and diluted)                 100,000
                                                                      ---------

Net loss per share (basic and diluted)                                $ (0.0248)
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                                  GRACE 6, INC.
                    (a corporation in the development stage)
                              INTERIM AND UNAUDITED
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
              For the period from June 2, 2006 to November 30, 2006

                                Common                  Additional                Stockholder's
                                 Stock                    Paid-in                    Equity
                                Shares       Amount       Capital        Loss       (Deficit)
                                ---------------------------------------------------------------
Balance, June 2, 2006           100,000      $    --      $   100      $  (100)      $    --

Common shares issued                 --           --           --           --            --

Net loss                             --           --           --      $(2,484)      $(2,484)
                                ---------------------------------------------------------------

Balance, November 30, 2006      100,000      $    --      $   100      $(2,584)      $(2,484)
                                ===============================================================

    The accompanying notes are an integral part of these financial statements

                                  GRACE 6, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
              For the period from June 2, 2006 to November 30, 2006

Cash flows from operating activities
     Net income (loss)                                                  $(2,484)
                                                                        -------

        Cash flows used in operating activities                          (2,484)
                                                                        -------

Cash flows from financing activities
     Proceeds from due to shareholder                                     2,484
                                                                        -------
     Proceeds from issuance of common shares                                 --
                                                                        -------

        Cash flows provided by financing activities                       2,484
                                                                        -------

Net increase in cash                                                         --

Cash, beginning of period                                                    --
                                                                        -------

Cash, end of period                                                     $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                                  GRACE 6, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006

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

                                                                      Continued,

                                  GRACE 6, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006

NOTE 3 - DUE TO SHAREHOLDER

      During the period of June 2, 2006 through November 30, 2006, the Company incurred $2,484 in SEC filing and accounting fees. The Shareholder advanced these funds on behalf of the Company. There are no formal repayment terms.

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

Results of Operation

The Company did not have any operating income from June 2, 2006 through November 30, 2006. The Company recognized a net loss of $2,484. Expenses during this period were comprised of costs mainly associated with SEC filing and accounting fees.

Liquidity and Capital Resources

At November 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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


Dated: December 20, 2006

Grace 6, Inc.

By: /s/ Virginia K. Sourlis
    -----------------------
President